Form 10-K
AAMES CAPITAL CORP
filed 1996-09-30
CIK 913951

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549
                        _________________
                            FORM 10-K
(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

     For the fiscal year ended     June 30, 1996
                               OR
[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For  the  transition period from  __________  to  _____________
         Commission file numbers 33-84816  and  33-99458

                         AAMES CAPITAL CORPORATION
- ------------------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)
  California                                                  95-4438859
- -----------------------                                    ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3731 Wilshire Boulevard, 10th floor
   Los Angeles, California                                        90010
- -----------------------------------                               ------
(Address of principal executive offices)                        (ZIP Code)

                         (213) 351-6100
                        -----------------
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on which
Title of each class                                    which registered
- -------------------------                       -------------------------------

     None                                              Not Applicable
- -----------------------                         ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                              None
- -----------------------------------------------------------------------------
                        (Title of Class)

Registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a No-Action Letter issued to Aames
Capital Corporation, dated May 5, 1994.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.         Yes   X    NO  ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

     Not applicable.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

     Not applicable.



               DOCUMENTS INCORPORATED BY REFERENCE

      No annual report to securityholders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated herein by reference.

AAMES CAPITAL CORPORATION
TABLE OF CONTENTS



Page

PART  I

       Item 1. Business
       Item 2. Properties
       Item 3. Legal Proceedings
       Item 4. Submission of Matters
               to  a  Vote  of  Security Holders

PART   II

       Item 5.  Market for Registrant's
                Common Equity  and Related Stockholder Matters
       Item 6.  Selected Financial Data
       Item 7.  Management's Discussion  and  Analysis of
                Financial Condition and
                Results of Operations
       Item 8.  Financial Statements and Supplementary Data
       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART   III

       Item 10.  Directors and Executive Officers of the Registrant
       Item 11.  Executive Compensation
       Item 12. Security Ownership of Certain Beneficial Owners and Management
       Item 13.  Certain Relationships and Related Transactions

PART   IV

       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


EXHIBIT INDEX

                             PART I

Item 1.   Business.

     Not applicable.*<FN1>


Item 2.   Properties.

     Not applicable.


Item 3.   Legal Proceedings.

      There are no material pending legal proceedings concerning the Trusts, any Trustee, the Servicer or the Registrant with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Trustee or the Servicer under the related Pooling and Servicing Agreement.


Item 4.   Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.


                             PART II

Item  5.    Market  for  Registrant's Common Equity  and  Related
Stockholder Matters.

      There is no established public trading market for the Registrant's Mortgage Pass-Through Certificates, Series 1995-C,
1995-D, 1996-A and 1996-B.

      As of June 30, 1996, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through
Certificates, Series 1995-C, 1995-D, 1996-A and 1996-B as the certificates are issued in book-entry form.

      None  of  the  Trusts pays dividends.   Information  as  to
distributions to Certificateholders is provided in Registrant's monthly Form 8-K filings.
_______________________
<FN1>     *  Registrant is exempted from providing certain information called for by this and other Items pursuant to a No-Action Letter issued to Aames Capital Corporation, dated May 5, 1994. Such exempted items have been designated herein as "Not applicable."


Item 6.   Selected Financial Data.

     Not applicable.


Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations.

     Not applicable.


Item 8.   Financial Statements and Supplementary Data.

     Not applicable.


Item 9.   Changes  in  and  Disagreements  with  Accountants   on
          Accounting and Financial Disclosure.

      There  was  no  change of any independent  accounting  firm
previously   engaged  with  respect  to  any  Trust  during   the
Registrant's two most recent fiscal years.



                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Not applicable.


Item 11.  Executive Compensation.

     Not applicable.


Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

     Not applicable.


Item 13.  Certain Relationships and Related Transactions.

     Not applicable.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K.

(a)  List of documents filed as part of this report.

3.1. Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed on October 21, 1993)

3.2. Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-11 filed on October 21, 1993)

4.1 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass- Through Certificates, Series 1995-C, dated September 1, 1995 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on
           October 27, 1995)

4.2 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1995-D, dated December 1, 1995 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on January 24, 1996)

4.3 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on April 29, 1996)

4.4 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 26, 1996)

4.5         Certificate Insurance Policy with respect to Registrant's
            Mortgage Pass-Through Certificates, Series 1995-C, dated September 15, 1995 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on October 27, 1995)

4.6         Certificate Insurance Policy with respect to Registrant's
            Mortgage Pass-Through Certificates, Series 1995-D, dated
            December 12, 1995 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on January 24, 1996)

4.7         Certificate Insurance Policy with respect to
            Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 19, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on April 29, 1996)

4.8         Certificate   Insurance   Policy   with   respect    to
            Registrant's Mortgage Pass-Through Certificates, Series 1996-B dated June 27, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on July 26, 1996)

28.1        Annual  Statement  of Compliance, dated  September  26,
            1996,    for    Registrant's   Mortgage    Pass-Through
            Certificates, Series 1995-C, 1995-D, 1996-A and 1996-B

28.2 Report of Price Waterhouse LLP, dated August 12, 1996, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

28.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 1995-C, 1995-D, 1996-A and 1996-B.

(b)  Reports on Form 8-K.

      During the last quarter of the fiscal year ended June 30, 1996, the Registrant filed the following reports on Form 8-K:

             1.Current  Report on Form 8-K dated April  23,  1996
         attaching monthly Statement to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series
         1996-A.

             2.Current  Report  on Form 8-K dated  May  15,  1996
         attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series
         1996-A.

             3.Current  Report on Form 8-K dated  June  17,  1996
         attaching the monthly Statement to Certificateholders for Registrant's Mortgage Pass-Through Certificates,
         Series, 1996-A.


(c)  Exhibits required by Item 601 of Regulation S-K.

     Described in subparagraph (a).


(d)  Financial Statements.

     Not applicable.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the
                     Securities Exchange Act
of 1934, Aames Capital Corporation has duly caused this report to be signed on
    its behalf by the undersigned, thereunto duly authorized.


                    AAMES CAPITAL CORPORATION




           By:            /s/  Gregory J. Witherspoon
                      ------------------------------------
      Gregory J. Witherspoon, Executive Vice President - Finance
                   and Chief Financial Officer

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
         FILED PURSUANT TO SECTION 15(d) BY REGISTRANTS
              WHICH HAVE NOT REGISTERED SECURITIES
                PURSUANT TO SECTION 12 OF THE ACT



              No annual or proxy material has been
                   sent to Certificateholders

                        EXHIBIT INDEX


Sequential
Exhibit                           Document                   Page
Number

3.1       Registrant's Articles of Incorporation
          (incorporated herein by reference to Exhibit 3.1
          to Registrant's Registration Statement on Form S-11


3.2 Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's
          Registration Statement on Form S-11 filed on filed on October 21, 1993)

4.1 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates,
          Series 1995-C, dated September 1, 1995
          (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on filed on October 27, 1993)

4.2 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates,
          Series 1995-D, dated December 1, 1995
          (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on
          January 24, 1996)

4.3       Pooling and Servicing Agreement with respect to
          Registrant's Mortgage Pass-Through Certificates,
          Series 1996-A, dated March 1, 1996 (incorporated
          by reference to Exhibit 4.1 to Registrant's
          Current  Report on Form 8-K filed on April  29,  1996)

4.4       Pooling and Servicing Agreement with respect to
          Registrant's Mortgage Pass-Through Certificates,
          Series 1996-B, dated June 1, 1996 (incorporated
          by reference to Exhibit 4.1 to Registrant's
          Current  Report on Form 8-K filed on  July  26,  1996)

4.5       Certificate Insurance Policy with respect to
          Registrant's Mortgage Pass-Through Certificates, Series 1995-C, dated September 15, 1995 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on October 27, 1995)

4.6       Certificate   Insurance  Policy   with   respect   to
          Registrant's Mortgage  Pass-Through  Certificates,
          Series 1995-D, dated December 12, 1995 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on January 24, 1996)

4.7 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 19, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on
          April 29, 1996)

4.8       Certificate   Insurance  Policy   with   respect   to
          Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 27, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed on
          July 26, 1996)

28.1 Annual Statement of Compliance dated September 26, 1996 for Registrant's Mortgage Pass-Through Certificates,
          Series 1995-C, 1995-D, 1996-A and 1995-B

28.2 Report of Price Waterhouse LLP, dated August 12, 1996, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

28.3      Report  Aggregating  Certain  Monthly  Information  to
          Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, SeriesSeries 1995-C, Series 1995-D, Series 1996-A and Series 1996-B