Form 10-K405
period 1997-06-30
AAMES CAPITAL CORP
filed 1997-09-29
CIK 913951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended June 30, 1997
                          -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to _____________________

           Commission file numbers 33-99458; 333-10185; and 333-21219

                           AAMES CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          California                                        95-4438859
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

350 South Grand Avenue
Los Angeles, California                                           90071
(Address of principal executive offices)                       (ZIP Code)

                                 (213) 640-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered

None                                                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a No-Action Letter issued to Aames Capital Corporation, dated May 5, 1994.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

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

                                     PART I

ITEM 1. BUSINESS.

        Not applicable.*

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


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        There is no established public trading market for the Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D, 1997-A and 1997-B.

        As of June 30, 1997, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D, 1997-A and 1997-B as the
        certificates are issued in book-entry form.

        None of the Trusts pays dividends. Information as to distributions to Certificateholders is provided in Registrant's monthly Form 8-K filings.

ITEM 6. SELECTED FINANCIAL DATA.

        Not Applicable.

------------------------
* Registrant is exempted from providing certain information called for by this and other Items pursuant to a No-Action Letter issued to Aames Capital Corporation, dated May 5, 1994. Such exempted items have been designated herein as "Not applicable."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


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

3.1. Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)

3.2. Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)

4.1 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed April 29, 1996)

4.2 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 26, 1996)

4.3 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-C, dated September 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed October 29, 1996)

4.4 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-D, dated December 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed January 29, 1997)

4.5 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-A, dated March 1, 1997 (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed April 29, 1997)

4.6 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-B, dated June 1, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 29, 1997)

4.7 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 16, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed April 29, 1996)

4.8 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 27, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed July 26, 1996)

4.9 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-C, dated September 17, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K fileD September 29, 1996)

4.10 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-D, dated December 27, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed January 29, 1996)

28.1 Annual Statement of Compliance, dated September 26, 1997, for Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D, 1997-A and 1997-B

28.2 Report of Price Waterhouse LLP, dated August 25, 1997, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

28.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C 1996-D, 1997-A and 1997-B.

(b)   Reports on Form 8-K.

        During the last quarter of the fiscal year ended June 30, 1997, the Registrant filed the following reports on Form 8-K:

        1. Current Report on Form 8-K dated April 18, 1997 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D and 1997-A.

        2. Current Report on Form 8-K dated May 15, 1997 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D and 1997-A.

        3. Current Report on Form 8-K dated June 25, 1997 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series, 1996-A, 1996-B, 1996-C, 1996-D and 1997-A.

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


                                                  AAMES CAPITAL CORPORATION


Dated: September 26, 1997                         By: /s/ Mark E. Elbaum
                                                      -------------------
                                                      Mark E. Elbaum
                                                      Senior Vice President-
                                                       Finance

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                 FILED PURSUANT TO SECTION 15(d) BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT



                      No annual or proxy material has been
                           sent to Certificateholders

                                 EXHIBIT INDEX


EXHIBIT                   DOCUMENT

3.1. Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)

3.2.  Registrant's By-laws (incorporated herein by reference to Exhibit
      3.2 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)

4.1 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed April 29, 1996)

4.2 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 26, 1996)

4.3 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-C, dated September 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed October 29, 1996)

4.4 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-D, dated December 1, 1996 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed January 29, 1997)

4.5 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-A, dated March 1, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed April 29, 1997)

4.6 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 1, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed July 29, 1997)

4.7 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, dated March 16, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed April 29, 1996)

4.8 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-B, dated June 27, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed July 26, 1996)

4.9 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-C, dated September 17, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed September 29, 1996)

4.10 Certificate Insurance Policy with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-D, dated December 27, 1996 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed January 29, 1996)

28.1 Annual Statement of Compliance, dated September 26, 1997, for Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D, 1997-A and 1997-B

28.2 Report of Price Waterhouse LLP, dated August 25, 1997, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

28.3 Report Aggregating Certain Monthly Information to Certificate-holders with respect to Registrant's Mortgage Pass-Through Certificates, Series 1996-A, 1996-B, 1996-C, 1996-D, 1997-A and 1997-B