Form 10-K405
period 1998-06-30
AAMES CAPITAL CORP
filed 1998-09-28
CIK 913951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 1998
                                     -------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________

                        Commission file numbers 333-21219

                            AAMES CAPITAL CORPORATION
                            -------------------------
             (Exact name of Registrant as specified in its charter)

          California                                             95-4438859
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

350 South Grand Avenue
Los Angeles, California                                            90071
-----------------------                                            -----
(Address of principal executive offices)                         (ZIP Code)

                                 (213) 210-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
       Title of each class                                  which registered
       -------------------                                  ----------------

             None                                            Not Applicable
             ----                                            --------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

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

                                     PART I

ITEM 1. BUSINESS.

     Not applicable.*

ITEM 2. PROPERTIES.

     Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings concerning Aames Mortgage Trust 1997-C, Aames Mortgage Trust 1997-D or Aames Mortgage Trust 1998-A (collectively, the "Trusts"), Bankers Trust Company of California, N.A., as Trustee under the Trusts, Aames Capital Corporation, as Servicer or the Registrant with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Trustee or the Servicer under the related Pooling and Servicing Agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A.

     As of June 30, 1998, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A as the certificates are issued in book-entry form.

     None of the Trusts pays dividends. Information as to distributions to Certificateholders is provided in Registrant's monthly Form 8-K filings.

ITEM 6. SELECTED FINANCIAL DATA.

     Not Applicable.

----------

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

4.1 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-C, dated September 1, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed October 10, 1997)

4.2 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-D, dated December 1, 1997 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed January 28, 1998)

4.3 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1998-A, dated March 1, 1998 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K/A filed April 30, 1998)

4.4 Financial Guaranty Insurance Policy issued by Financial Security Assurance Inc., with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-D, dated December 19, 1997 (incorporated by reference to
     Exhibit 4.2 to Registrant's Current Report on Form 8-K filed January 28,
     1998)

4.5 Financial Guaranty Insurance Policy issued by Financial Security Assurance Inc., with respect to Registrant's Mortgage Pass-Through Certificates, Series 1998-A, dated March 30, 1998 (incorporated by reference to Exhibit
     4.2 to Registrant's Current Report on Form 8-K/A filed April 30, 1998)

10.1 Subsequent Transfer Agreement, dated as of December 19, 1997, between Aames Capital Corporation and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed January 28, 1998)

10.2 Subsequent Transfer Agreement, dated as of March 30, 1998, between Aames Capital Corporation and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed April 30, 1998)

99.1 Annual Statements of Compliance, dated September 1, 1998, for Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A

99.2 Report of PRICEWATERHOUSECOOPERS LLP, dated August 6, 1998, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

99.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A

(b)  Reports on Form 8-K.

     During the last quarter of the fiscal year ended June 30, 1998, the Registrant filed the following reports on Form 8-K:

     1. Current Report on Form 8-K dated April 27, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A.

     2. Current Report on Form 8-K/A dated April 29, 1998 attaching final information with respect to Aames Mortgage Trust 1998-A.

     3. Current Report on Form 8-K dated May 27, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A.

     4. Current Report on Form 8-K dated June 23, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series, 1997-C, 1997-D and 1998-A.

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

                                        AAMES CAPITAL CORPORATION


Dated: September 28, 1998               By: /s/  CARY H. THOMPSON
                                            ------------------------------------
                                            Cary H. Thompson
                                            Chief Executive Officer

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                 FILED PURSUANT TO SECTION 15(d) BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT



                      No annual or proxy material has been
                           sent to Certificateholders

                                  EXHIBIT INDEX

EXHIBIT                             DOCUMENT
-------                             --------
3.1.      Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on
          Form S-11 filed October 21, 1993)

3.2.      Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-11 filed October 21,
          1993)

4.1       Pooling and Servicing Agreement with respect to Registrant's Mortgage
          Pass-Through Certificates, Series 1997-C, dated September 1, 1997
          (incorporated by reference to Exhibit 4.1 to Registrant's Current
          Report on Form 8-K filed October 10, 1997)

4.2       Pooling and Servicing Agreement with respect to Registrant's Mortgage
          Pass-Through Certificates, Series 1997-D, dated December 1, 1997
          (incorporated by reference to Exhibit 4.1 to Registrant's Current
          Report on Form 8-K filed January 28, 1998)

4.3       Pooling and Servicing Agreement with respect to Registrant's Mortgage
          Pass-Through Certificates, Series 1998-A, dated March 1, 1998
          (incorporated by reference to Exhibit 4.1 to Registrant's Current
          Report on Form 8-K/A filed April 30, 1998)

4.4       Financial Guaranty Insurance Policy issued by Financial Security
          Assurance Inc., with respect to Registrant's Mortgage Pass-Through
          Certificates, Series 1997-D, dated December 19, 1997 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed January 28, 1998)

4.5       Financial Guaranty Insurance Policy issued by Financial Security
          Assurance Inc., with respect to Registrant's Mortgage Pass-Through
          Certificates, Series 1998-A, dated March 30, 1998 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K/A filed April 30, 1998)

10.1      Subsequent Transfer Agreement, dated as of December 19, 1997, between
          Aames Capital Corporation and Bankers Trust Company of California,
          N.A. (incorporated by reference to Exhibit 10.1 of Registrant's
          Current Report on Form 8-K filed January 28, 1998)

10.2      Subsequent Transfer Agreement, dated as of March 30, 1998, between
          Aames Capital Corporation and Bankers Trust Company of California,
          N.A. (incorporated by reference to Exhibit 10.1 of Registrant's
          Current Report on Form 8-K/A filed April 30, 1998)

99.1      Annual Statements of Compliance, dated September 1, 1998, for
          Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A

99.2      Report of PRICEWATERHOUSECOOPERS LLP, dated August 6, 1998, on
          Compliance with the Uniform Single Attestation Program for Mortgage
          Bankers

EXHIBIT                             DOCUMENT
-------                             --------
99.3      Report Aggregating Certain Monthly Information to Certificateholders
          with respect to Registrant's Mortgage Pass-Through Certificates,
          Series 1997-C, 1997-D and 1998-A