Form 10-K405
period 1999-06-30
AAMES CAPITAL CORP
filed 1999-09-28
CIK 913951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________   to   ___________

                      Commission file numbers 333-46893-01

                            AAMES CAPITAL CORPORATION
                            -------------------------
             (Exact name of Registrant as specified in its charter)

         California                                    95-4438859
         ----------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

    350 South Grand Avenue
    Los Angeles, California                               90071
    -----------------------                               -----
(Address of principal executive offices)                (ZIP Code)

                                 (213) 210-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

                                     PART I

ITEM 1.       BUSINESS.

              Not applicable.*

ITEM 2.       PROPERTIES.

              Not applicable.

ITEM 3.       LEGAL PROCEEDINGS.

              There are no material pending legal proceedings concerning Aames Mortgage Trust 1998-C (the "Trust"), Bankers Trust Company of California, N.A., as Trustee under the Trusts, Aames Capital Corporation, as Servicer or the Registrant with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Trustee or the Servicer under the related Pooling and Servicing Agreements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

              There is no established public trading market for the Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

              As of June 30, 1999, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 1998-C as the certificates are issued in book-entry form.

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

4.1 Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 1998-C, dated September 1, 1998 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed October 30, 1998)

4.2 Certificate Insurance Policy issued by MBIA Insurance Corporation, with respect to Registrant's Mortgage Pass-Through Certificates, Series 1998-C, dated September 25, 1998 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed October 30, 1998)


10.1 Subsequent Transfer Agreement, dated as of September 28, 1998, between Aames Capital Corporation and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed October 30, 1998)

99.1 Annual Statement of Compliance, dated September 27, 1998, for Registrant's Mortgage Pass-Through Certificates, Series 1998-C

99.2 Report of Ernst & Young LLP, dated ____________, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers (to be filed on Form 10-K/A)

99.3          Report Aggregating Certain Monthly Information to
              Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 1998-C

(b)      Reports on Form 8-K.

         During the last quarter of the fiscal year ended June 30, 1998, the Registrant filed the following reports on Form 8-K:

         1. Current Report on Form 8-K dated July 22, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1997-C, 1997-D and 1998-A.

         2. Current Report on Form 8-K dated September 15, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-C.

         3. Current Report on Form 8-K dated September 17, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-C.

         4. Current Report on Form 8-K dated September 18, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-C.

         5. Current Report on Form 8-K dated September 18, 1998 attaching the consent of accountants and opinion of counsel with respect to Aames Mortgage Trust 1998-C

         6. Current Report on Form 8-K dated October 27, 1998 reporting shelf registration of $2 billion of asset backed securities.

         7. Current Report on Form 8-K dated October 29, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         8. Current Report on Form 8-K dated November 30, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         9. Current Report on Form 8-K dated December 31, 1998 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         10. Current Report on Form 8-K dated January 25, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         11. Current Report on Form 8-K dated March 1, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         12. Current Report on Form 8-K dated March 22, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         13. Current Report on Form 8-K dated April 26, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         14. Current Report on Form 8-K dated May 21, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.

         15. Current Report on Form 8-K dated June 30, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1998-C.


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

                                   AAMES CAPITAL CORPORATION


Dated:  September 28, 1999         By: /s/  David A. Sklar
                                      -----------------------------------------
                                            David A. Sklar
                                            Executive Vice President - Finance
                                            Chief Financial Officer

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

3.2.      Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-11 filed October 21,
          1993)

4.1       Pooling and Servicing Agreement with respect to Registrant's Mortgage
          Pass-Through Certificates, Series 1998-C, dated September 1, 1998
          (incorporated by reference to Exhibit 4.1 to Registrant's Current
          Report on Form 8-K filed October 30, 1998)

4.2 Certificate Insurance Policy issued by MBIA Insurance Corporation, with respect to Registrant's Mortgage Pass-Through Certificates,
          Series 1998-C, dated September 25, 1998 (incorporated by reference to
          Exhibit 4.2 to Registrant's Current Report on Form 8-K filed October
          30, 1998)

10.1      Subsequent Transfer Agreement, dated as of September 28, 1998, between
          Aames Capital Corporation and Bankers Trust Company of California,
          N.A. (incorporated by reference to Exhibit 10.3 of Registrant's
          Current Report on Form 8-K filed October 30, 1998)

99.1      Annual Statement of Compliance, dated September 27, 1998, for
          Registrant's Mortgage Pass-Through Certificates, Series 1998-C

99.2 Report of Ernst & Young LLP, dated ____________, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers (to be filed on Form 10-K/A)

99.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates,
          Series 1998-C