Form 10-K405/A
period 1999-06-30
AAMES CAPITAL CORP
filed 1999-10-12
CIK 913951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________   to __________________

                      Commission file numbers 333-46893-01

                            AAMES CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          California                                            95-4438859
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

350 South Grand Avenue
Los Angeles, California                                            90071
----------------------------------------                       ------------
(Address of principal executive offices)                        (ZIP Code)

                                 (213) 210-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                    ------------------------
       None                                                  Not Applicable


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               ------------------
                                (Title of Class)

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

           The Registrant filed its Form 10-K on September 28, 1999 and in that filing the Registrant indicated that Exhibit 99.2 would be filed by amendment. This amendment is being filed for the purpose of filing Exhibit 99.2.


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

99.2 Report of Independent Accountants on Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers issued by Ernst & Young LLP and dated as of August 26, 1999

99.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 1998-C

(b)     Reports on Form 8-K.

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

        2. Current Report on Form 8-K dated September 15, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-C.

        3. Current Report on Form 8-K dated September 17, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-C.

        4. Current Report on Form 8-K dated September 18, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-C.

        5. Current Report on Form 8-K dated September 18, 1998 attaching the consent of accountants and opinion of counsel with respect to Aames Mortgage Trust 1998-C.

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



                                    AAMES CAPITAL CORPORATION



Dated:  September 30, 1999          By: /s/  David A. Sklar
                                       ----------------------------------------
                                             David A. Sklar
                                             Executive Vice President - Finance
                                             Chief Financial Officer

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

99.1       Annual Statement of Compliance, dated September 27, 1998, for
           Registrant's Mortgage Pass-Through Certificates, Series 1998-C

99.2       Report of Independent Accountants on Management's Assertion on
           Compliance with the Minimum Servicing Standards Set Forth in the
           Uniform Single Attestation Program for Mortgage Bankers issued by
           Ernst & Young LLP and dated as of August 26, 1999

99.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates,
           Series 1998-C