Form 10-K405
period 2000-06-30
AAMES CAPITAL CORP
filed 2000-09-28
CIK 913951

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                      COMMISSION FILE NUMBERS 333-46893-01
                           --------------------------
                           AAMES CAPITAL CORPORATION

             (Exact name of Registrant as specified in its charter)

                CALIFORNIA                                   95-4438859
      (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

        350 SOUTH GRAND AVENUE, LOS                             90071
           ANGELES, CALIFORNIA
 (Address of principal executive offices)                    (ZIP Code)

                                 (213) 210-5000
              (Registrant's telephone number, including area code)
                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                -----------------------------------------
                    NONE                                     NOT APPLICABLE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                           --------------------------

    Registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a No-Action Letter issued to Aames Capital Corporation, dated May 5, 1994.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /X/

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    Not applicable.*

ITEM 2. PROPERTIES.

    Not applicable.

ITEM 3. LEGAL PROCEEDINGS.

    There are no material pending legal proceedings concerning Aames Mortgage Trust 1999-1 or Aames Mortgage Trust 1999-2 (the "Trusts"), Bankers Trust Company of California, N.A., as Trustee under the Trusts or the Registrant, as Servicer with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Trustee or the Servicer under the related Pooling and Servicing Agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no established public trading market for the Registrant's Mortgage Pass-Through Certificates, Series 1999-1 or Mortgage Pass-Through Certificates, Series 1999-2.

    As of June 30, 2000, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 1999-1 and Mortgage Pass-Through Certificates, Series 1999-2 as the certificates are issued in book-entry form.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of documents filed as part of this report.
    See Exhibit Index.

(b) Reports on Form 8-K.

    During the last quarter of the fiscal year ended June 30, 1999, the Registrant filed the following reports on Form 8-K:

 1. Current Report on Form 8-K dated July 15, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1.

 2. Current Report on Form 8-K dated July 28, 2000 attaching computational materials with respect to the Aames Mortgage Trust 1999-1.

 3. Current Report on Form 8-K dated July 28, 2000 attaching opinions of counsel with respect to the Aames Mortgage Trust 1999-1.

 4. Current Report on Form 8-K dated September 15, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1.

 5. Current Report on Form 8-K dated October 15, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1.

 6. Current Report on Form 8-K dated October 29, 1999 attaching opinions of counsel and consents with respect to the Aames Mortgage Trust 1999-2.

 7. Current Report on Form 8-K dated November 12, 1999 attaching computational materials with respect to the Aames Mortgage Trust 1999-2.

 8. Current Report on Form 8-K dated November 18, 1999 reporting the closing of the Aames Mortgage Trust 1999-2.

 9. Current Report on Form 8-K dated December 15, 1999 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

10. Current Report on Form 8-K dated January 18, 2000 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

11. Current Report on Form 8-K dated February 15, 2000 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

12. Current Report on Form 8-K dated March 15, 2000 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

13. Current Report on Form 8-K dated April 17, 2000 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

14. Current Report on Form 8-K dated May 15, 2000 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

15. Current Report on Form 8-K dated June 29, 2000 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 1999-1 and 1999-2.

(c) Exhibits required by Item 601 of Regulation S-K.
    See Exhibit Index.

(d) Financial Statements.
    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aames Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AAMES CAPITAL CORPORATION

DATED: SEPTEMBER 28, 2000                              By:            /s/ JON D. VAN DEUREN
                                                            -----------------------------------------
                                                                        Jon D. Van Deuren
                                                                    SENIOR VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of Aames Capital Corporation and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ A. JAY MEYERSON
    ------------------------------------       Director                            September 28, 2000
               A. Jay Meyerson

            /s/ JON D. VAN DEUREN              Senior Vice President,
    ------------------------------------       Chief Financial Officer             September 28, 2000
              Jon D. Van Deuren                and Director

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

 3.2. Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form
         S-11 filed October 21, 1993)

 4.1     Pooling and Servicing Agreement with respect to Registrant's
         Mortgage Pass-Through Certificates, Series 1999-1, dated
         July 1, 1999 (incorporated by reference to Exhibit 4.1 to
         Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 1999-1 on September 1, 1999).

 4.2     Certificate Insurance Policy issued by Financial Security
         Assurance, Inc., with respect to Registrant's Mortgage
         Pass-Through Certificates, Series 1999-1, dated August 5,
         1999 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed September 1,
         1999).

 4.3     Pooling and Servicing Agreement with respect to Registrant's
         Mortgage Pass-Through Certificates, Series 1999-2, dated
         November 1, 1999 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December
         23, 1999).

 4.4     Certificate Insurance Policy issued by Financial Security
         Assurance, Inc., with respect to Registrant's Mortgage
         Pass-Through Certificates, Series 1999-2, dated November 18,
         1999 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed December 23,
         1999).

99.1 Annual Statement of Compliance, dated September 22, 2000, for Registrant's Mortgage Pass-Through Certificates, Series
         1999-1.

99.2 Annual Statement of Compliance, dated September 22, 2000, for Registrant's Mortgage Pass-Through Certificates, Series
         1999-2.

99.3     Report of Ernst & Young LLP, dated August 24, 2000, on
         Compliance with the Uniform Single Attestation Program for
         Mortgage Bankers

99.4     Report Aggregating Certain Monthly Information to
         Certificateholders with respect to Registrant's Mortgage
         Pass-Through Certificates, Series 1999-1 and Mortgage
         Pass-Through Certificates, Series 1999-2.