Form 10-K405
period 2001-06-30
AAMES CAPITAL CORP
filed 2001-09-28
CIK 913951

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file numbers 333-46893-01

AAMES CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-4438859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 South Grand Avenue Los Angeles, California	90071
(Address of principal executive offices)	(ZIP Code)

(213) 210-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

   Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

   No annual report to security holders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated herein by reference.

PART I

Item 1.  Business.

    Not applicable.*

*
Registrant is exempted from providing certain information called for by this and other Items pursuant to a No-Action Letter issued to Aames Capital Corporation, dated May 5, 1994. Such exempted items have been designated herein as "Not applicable."

Item 2.  Properties.

    Not applicable.

Item 3.  Legal Proceedings.

    There are no material pending legal proceedings concerning Aames Mortgage Trust 2000-1, Aames Mortgage Trust 2000-2, Aames Mortgage Trust 2001-1 or Aames Mortgage Trust 2001-2 (the "Trusts"), or the Registrant, as Sponsor with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Sponsor under the related Pooling and Servicing Agreements. The Servicer with respect to the Trusts is Countrywide Home Loans, Inc. and the Trustee under the Trusts is Bankers Trust Company of California, N.A. For information about material litigation concerning Servicer or the Trustee, see the public filings of the Servicer or Trustee, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    There is no established public trading market for the Registrant's Mortgage Pass-Through Certificates, Series 2000-1, Mortgage Pass-Through Certificates, Series 2000-2, Mortgage Pass-Through Certificates, Series 2001-1 or Mortgage Pass-Through Certificates, Series 2001-2.

    As of June 30, 2001, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 2000-1, Mortgage Pass-Through Certificates, Series 2000-2, Mortgage Pass-Through Certificates, Series 2001-1 or Mortgage Pass-Through Certificates, Series 2001-2 as the certificates are issued in book-entry form.

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

  See Exhibit Index.

(b)
Reports on Form 8-K.

    During the last quarter of the fiscal year ended June 30, 2001, the Registrant filed the following reports on Form 8-K:

  1.
  Current Report on Form 8-K dated September 14, 2000 attaching computational materials and opinions of counsel with respect to the Aames Mortgage Trust 2000-1.

  2.
  Current Report on Form 8-K dated September 18, 2000 reporting the closing of the Aames Mortgage Trust 2000-1.

  3.
  Current Report on Form 8-K dated October 04, 2000 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1.

  4.
  Current Report on Form 8-K dated December 13, 2000 attaching opinions of counsel and reporting the closing of the Aames Mortgage Trust 2000-2.

  5.
  Current Report on Form 8-K dated December 13, 2000 attaching computational materials with respect to the Aames Mortgage Trust 2000-2.

  6.
  Current Report on Form 8-K dated December 15, 2000 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1.

  7.
  Current Report on Form 8-K dated January 02, 2001 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1.

  8.
  Current Report on Form 8-K dated February 09, 2001 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1 and 2000-2.

  9.
  Current Report on Form 8-K dated March 14, 2001 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1 and 2000-2.

  10.
  Current Report on Form 8-K dated March 27, 2001 attaching opinions of counsel and reporting the closing of the Aames Mortgage Trust 2001-1.

  11.
  Current Report on Form 8-K dated March 27, 2001 attaching computational materials with respect to the Aames Mortgage Trust 2001-1.

  12.
  Current Report on Form 8-K dated April 10, 2001 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1 and 2000-2.

  13.
  Current Report on Form 8-K dated May 11, 2001 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1, 2000-2 and 2001-1.

  14.
  Current Report on Form 8-K dated June 11, 2001 attaching monthly Statements to Certificateholders for Registrant's Mortgage Pass-Through Certificates, Series 2000-1, 2000-2 and 2001-1.

  15.
  Current Report on Form 8-K dated June 25, 2001 attaching opinions of counsel and reporting the closing of the Aames Mortgage Trust 2001-2.

(c)
Exhibits required by Item 601 of Regulation S-K.

  See Exhibit Index.

(d)
Financial Statements.

  Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aames Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES CAPITAL CORPORATION

Dated: September 28, 2001	By:	/s/ JON D. VAN DEUREN Jon D. Van Deuren Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on be half of Aames Capital Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JAY MEYERSON A. Jay Meyerson	Director	September 28, 2001

/s/ JON D. VAN DEUREN Jon D. Van Deuren	Senior Vice President, Chief Financial Officer and Director	September 28, 2001

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
4.1
Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2000-1, dated September 01, 2000 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 1999-1 on October 04, 2000).
4.2
Certificate Insurance Policy issued by Financial Security Assurance, Inc., with respect to Registrant's Mortgage Pass-Through Certificates, Series 2000-1, dated September 01, 2000 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed October 04, 2000).
4.3
Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2000-2, dated December 01, 2000 (incorporated by reference to Exhibit 4.1 to Aames Mortgage Trust 2000-2 Current Report on Form 8-K filed January 04, 2001).
4.4
Certificate Insurance Policy issued by Financial Security Assurance, Inc., with respect to Registrant's Mortgage Pass-Through Certificates, Series 2000-2, dated December 01, 2000 (incorporated by reference to Exhibit 4.1 to Aames Mortgage Trust 2000-2 Current Report on Form 8-K filed January 04, 2001).
4.5
Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-1, dated March 01, 2001 (incorporated by reference to Exhibit 4.1 to Aames Mortgage Trust 2001-1 Current Report on Form 8-K filed April 11, 2001).
4.6
Certificate Insurance Policy issued by Financial Security Assurance, Inc., with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-1, dated March 01, 2001 (incorporated by reference to Exhibit 4.1 to Aames Mortgage Trust 2001-1 Current Report on Form 8-K filed April 11, 2001).
4.7
Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-2, dated June 01, 2001 (incorporated by reference to Exhibit 4.1 to Aames Mortgage Trust 2001-2 Current Report on Form 8-K filed August 02, 2001).
4.8
Certificate Insurance Policy issued by Financial Security Assurance, Inc., with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-2, dated June 01, 2001 (incorporated by reference to Exhibit 4.1 to Aames Mortgage Trust 2001-2 Current Report on Form 8-K filed August 02, 2001).
99.1	Report of Ernst & Young LLP, dated September 14, 2001, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers
99.2
Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 2000-1, Mortgage Pass-Through Certificates, Series 2000-2, Mortgage Pass-Through Certificates, Series 2001-1 and Mortgage Pass-Through Certificates, Series 2001-2.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX