Form 10-K
period 2002-06-30
AAMES CAPITAL CORP
filed 2002-09-30
CIK 913951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  033-84816

AAMES CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-4438859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 South Grand Avenue, 43rd Floor Los Angeles, California	90071
(Address of principal executive offices)	(ZIP Code)

(323) 210-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

Item 2.  Properties.

    Not applicable.

Item 3.  Legal Proceedings.

    There are no material pending legal proceedings concerning Aames Mortgage Trust 2001-3, Aames Mortgage Trust 2001-4, or Aames Mortgage Trust 2002-1 (the "Trusts"), or the Registrant, as Sponsor with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Sponsor under the related Pooling and Servicing Agreements. The Servicer with respect to  Aames Mortgage Trust 2001-3 and Aames Mortgage Trust 2001-4  is Countrywide Home Loans, Inc. and the Trustee under the Trusts is Bankers Trust Company of California, N.A. The Servicer with respect to Aames Mortgage Trust 2002-1 is Ocwen Federal Bank FSB and the Trustee under the Trust is Bankers Trust Company of California, N.A.   For information about material litigation concerning Servicers or the Trustee, see the public filings of the Servicers or Trustee, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    There is no established public trading market for the Registrant's  Mortgage Pass-Through Certificates, Series 2001-3,  Mortgage Pass-Through Certificates, Series 2001-4 or Mortgage Pass-Through Certificates, Series 2002-1.

    As of June 30, 2002, there was one (1) holder of record of each of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 2001-3, Mortgage Pass-Through Certificates, Series 2001-4 and  Mortgage Pass-Through Certificates, Series 2002-1 as the certificates are issued in book-entry form.

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

Item 13.  Certain Relationships and Related Transactions.

    Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of documents filed as part of this report.

See Exhibit Index.

(b)	Reports on Form 8-K

During the last quarter of the fiscal year ended June 30, 2002, the Registrant filed the following reports on Form 8-K:

	1.	Current Report on Form 8-K dated April 3, 2002 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2001-3 and Mortgage Pass-Through Certificates, Series 2001-4.

2.	Current Report on Form 8-K dated May 2, 2002 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2001-3, Mortgage Pass-Through Certificates, Series 2001-4 and Mortgage Pass-Through Certificates, Series 2002-1.

3.	Current Report on Form 8-K dated June 5, 2002 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2001-3, Mortgage Pass-Through Certificates, Series 2001-4 and Mortgage Pass-Through Certificates, Series 2002-1.

(c)	Exhibits required by Item 601 of Regulation S-K.

See Exhibit Index.

(d)	Financial Statements.

Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aames Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES CAPITAL CORPORATION

Dated: September 30, 2002	By:	/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on be half of Aames Capital Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JAY MEYERSON A. Jay Meyerson	Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2002

/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 30, 2002

/s/ JON D. VAN DEUREN Jon D. Van Deuren	Senior Vice President, Chief Accounting Officer and Director (Principal Accounting Officer)	September 30, 2002

CERTIFICATIONS

I, A. Jay Meyerson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Aames Capital Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ A. JAY MEYERSON A. Jay Meyerson Chief Executive Officer (Principal Executive Officer)

I, Ronald J. Nicolas, Jr., certify that:

        1.    I have reviewed this annual report on Form 10-K of Aames Capital Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ RONALD J. NICHOLAS, JR. Ronald J. Nicolas, Jr. Chief Financial Officer (Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

No annual or proxy material has been sent to Certificateholders

EXHIBIT INDEX

Exhibit	Document
3.1	Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)
3.2	Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)
4.1	Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-3, dated September 1, 2001 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 2001-3 on October 26, 2001).
4.2	Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-4 dated December 1, 2001 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 2001-4 on January 8, 2002).
4.3	Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2002-1, dated March 1, 2002 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 2002-1 on April 11, 2002).
99.1	Report of Ernst & young LLP, dated August 30, 2002, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers.
99.2	Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-3, Mortgage Pass-Through Certificates, Series 2001-4, and Mortgage Pass-Through Certificates, 2002-1.

99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.