Form 10-K
period 2003-06-30
AAMES CAPITAL CORP
filed 2003-09-29
CIK 913951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /x/

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes/ / No/X/

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

Item 2.  Properties.

    Not applicable.

Item 3.  Legal Proceedings.

    There are no material pending legal proceedings concerning Aames Mortgage Trust 2002-2 other than ordinary routine litigation incidental to the duties of the Sponsor under the related Pooling and Servicing Agreements. The Servicer with respect to  Aames Mortgage Trust 2002-2 is Countrywide Home Loans Servicing LP and the Trustee under the Trust is Deutsche Bank National Trust Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    There is no established public trading market for the Registrant's  Mortgage Pass-Through Certificates, Series 2002-2.

    As of June 30, 2003, there was one (1) holder of record of Registrant's publicly registered Mortgage Pass-Through Certificates, Series 2002-2 as the certificates are issued in book-entry form.

    The securitized trust does not pay dividends. Information as to distributions to Certificateholders is provided in Registrant's monthly Form 8-K filings.

Item 6.  Selected Financial Data.

    Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Not applicable.

Item 8.  Financial Statements and Supplementary Data.

    Not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    There was no change of any independent accounting firm previously engaged with respect to any securitized trusts during the Registrant's two most recent fiscal years.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Not applicable.

Item 11.  Executive Compensation.

    Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Not applicable.

Item 13.  Certain Relationships and Related Transactions.

    Not applicable.

Item 14. Principal Accounting Fees and Services

        Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	List of documents filed as part of this report.

See Exhibit Index.

(b)	Reports on Form 8-K

During the last quarter of the fiscal year ended June 30, 2003, the Registrant filed the following reports on Form 8-K:

	1.	Current Report on Form 8-K dated April 22, 2003 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2002-2.

	2.	Current Report on Form 8-K dated May 20, 2003 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2002-2.

	3.	Current Report on Form 8-K dated June 12, 2003 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2002-2.

	4.	Current Report on Form 8-K dated July 9, 2003 attaching monthly Statements to Certificate holders for Registrant's Mortgage Pass-Through Certificates, Series 2002-2.
(c)	Exhibits required by Item 601 of Regulation S-K.

See Exhibit Index.

(d)	Financial Statements.

Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aames Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAMES CAPITAL CORPORATION

Dated: September 29, 2003	By:	/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on be half of Aames Capital Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. JAY MEYERSON A. Jay Meyerson	Chief Executive Officer and Director (Principal Executive Officer)	September 29, 2003

/s/ RONALD J. NICOLAS, JR. Ronald J. Nicolas, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2003

/s/ JON D. VAN DEUREN Jon D. Van Deuren	Senior Vice President, Chief Accounting Officer and Director (Principal Accounting Officer)	September 29, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

No annual or proxy material has been sent to Certificateholders

EXHIBIT INDEX

Exhibit	Document
3.1	Registrant's Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)

3.2	Registrant's By-laws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-11 filed October 21, 1993)

4.1	Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-3, dated September 1, 2001 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 2001-3 on October 26, 2001).

4.2	Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-4 dated December 1, 2001 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 2001-4 on January 8, 2002).

4.3	Pooling and Servicing Agreement with respect to Registrant's Mortgage Pass-Through Certificates, Series 2002-1, dated March 1, 2002 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on behalf of Aames Mortgage Trust 2002-1 on April 11, 2002).

31.1	Certification of A. Jay Meyerson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald J. Nicolas, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Ernst & young LLP, dated September 4, 2003, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers.

99.2	Report Aggregating Certain Monthly Information to Certificateholders with respect to Registrant's Mortgage Pass-Through Certificates, Series 2001-3, Mortgage Pass-Through Certificates, Series 2001-4, and Mortgage Pass-Through Certificates, 2002-1.